Form 10-K
period 1997-12-31
SALOMON BROTHERS MORT SEC VII MORT PASS THRU CER SER 1996-2
filed 1998-03-25
CIK 1058482

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

|X|      Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

                                                        OR

|_|      Transition Report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 For the transition period from _______________

         to _______________

                          Commission File No. 333-44593
                                              ---------

         SALOMON BROTHERS MORTGAGE SECURITIES VII, INC. (SERIES 1996-2)
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                    13-3439681
                   --------                                    ----------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                      Identification No.)

                      SEVEN WORLD TRADE CENTER, 40TH FLOOR
                      NEW YORK, NEW YORK                  10048
                      -----------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 212 783-5659

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X            No
                           -----             -----

                                     PART I

ITEM 1            BUSINESS.

                  Not applicable.


ITEM 2            PROPERTIES.

                  Not applicable.


ITEM 3            LEGAL PROCEEDINGS.

                  None.


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  ---------------------------------------------------

                  No matter was submitted to a vote of security holders during the period covered by this report through the solicitation of proxies or otherwise.



                                     PART II

ITEM 5            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.
                  --------------------

                  (a) There is no established trading market for the Certificates.

                  (b) There are approximately 9 holders of record as of the end of the reporting year.

ITEM 6            SELECTED FINANCIAL DATA.

                  Not applicable.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.
                  --------------------------

                  Not applicable.


ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                  -------------------------------------------

                  Not applicable.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
                  ------------------------

                  None.


                                                     PART III

ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
                  --------------------------------------------------

                  Not applicable.


ITEM 11           EXECUTIVE COMPENSATION.

                  Not applicable.


ITEM 12           SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT.
                  ---------------------------------------------------

                  The following table provides information, as of the end of the reporting year with respect to the ownership by each person or group of persons, known by the Registrant to be a record owner of 5% or more of each class of the 1995-2 Series of Certificates. This does not reflect the persons who hold their certificates in nominee or "street" name.

                  Except as set forth below, the Registrant is not aware of any record owner of more than 5% of the Certificates as of the end of the reporting year.

                                                                                                 Percent of Class of
                                                              Principal Amount of           Certificates Outstanding (by
Series and Class                                              Certificates Owned             aggregate principal balance
 of Certificates  Name and Address                                of Record                  or Percentage Interest)
 ---------------  ----------------                                ---------                  -----------------------

1996-2

Class A-1         The Bank of New York                          $5,000,000                           25.00%
                  925 Patterson Plank Road
                  Secaucus, New Jersey 07094

Class A-1         Boston Safe Deposit and Trust                 $12,000,000                          60.00%
                     Company
                  c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, Pennsylvania 15259

Class A-1         SSB- Custodian                                $3,000,000                           15.00%
                  Global Proxy Unit, A5NW
                  P.O. Box 1631
                  Boston, Massachusetts 02105





Class A-3         Chase Manhattan Bank                          $33,588,000                         100.00%
                  4 New York Plaza
                  13th Floor
                  New York, New York 10004

Class A-4         Bankers Trust Company                         $5,000,000                           40.93%
                  c/o BT Services Tennessee Inc.
                  648 Grassmere Park Drive
                  Nashville, Tennessee 37211

Class A-4         Chase Manhattan Bank                          $7,215,000                           59.07%
                  4 New York Plaza
                  13th Floor
                  New York, New York 10004

Class A-5         Citibank, N.A.                                $8,679,000                          100.00%
                  P.O. Box 30576
                  Tampa, Florida 33630-3576

Class A-6         Citibank, N.A.                                $36,098,800                         100.00%
                  P.O. Box 30576
                  Tampa, Florida 33630-3576

Class A-7         Chase Manhattan Bank/Chemical                 $14,970,000                         100.00%
                  4 New York Plaza
                  Proxy Department - 13th Floor
                  New York, New York 10004


ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                  ----------------------------------------------

                  Not applicable.

ITEM 14           EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM
                  8-K.
                  ----

                  (a) Exhibits.

                           The following exhibits are or will be provided.

                 99.1     Annual report of Independent Public
                          Accountants' as to master servicing
                          activities or servicing activities, as
                          applicable.

                          (a) Norwest Mortgage, Inc., as master servicer <F1>

                 99.2     Annual Statement of Compliance with
                          obligations under the Pooling and Servicing
                          Agreement or servicing agreement, as
                          applicable, of:

                          (a) Norwest Mortgage, Inc., as master servicer<F1>

                 (b) Not applicable.

                 (c) Not applicable.

<F1> Such document (i) is not filed herewith since such document was not received by the Registrant at least three business days prior to the due date of this report; and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Registrant's receipt of such document.

                  No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.

                                   SIGNATURES

                  Subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SALOMON BROTHERS MORTGAGE
                                   SECURITIES VII, INC.
                                   (Registrant and as Depositor)


                                   By:/s/ Gregory P. Petroski
                                      ------------------------------------------
                                         Gregory P. Petroski
                                         Assistant Secretary

                                   Date: March 25, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons and in the capacities and on the date indicated.



SIGNATURE                             CAPACITY                       DATE



/s/ Gregory P. Petroski*        Director and President           March 25, 1998
----------------------          (Principal Executive Officer)
Thomas G. Maheras


/s/ Gregory P. Petroski*        Treasurer (Principal             March 25, 1998
-----------------------         Financial and Principal
Thomas W. Jasper                Accounting Officer)


/s/ Gregory P. Petroski*        Director and                     March 25, 1998
-----------------------         Vice President
Jeffrey A. Perlowitz


/s/ Gregory P. Petroski*        Director and Assistant           March 25, 1998
-----------------------         Secretary
Gregory P. Petroski



* By:/s/ Gregory P. Petroski
     -----------------------
         Gregory P. Petroski
         Attorney-in-fact